Form 10-Q
period 1995-12-31
VIP GLOBAL CAPITAL INC
filed 1996-02-28
CIK 837488

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1995.

(   )    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE
         SECURITIES  EXCHANGE  ACT OF 1934  FOR THE TRANSITION PERIOD FROM
                            TO

Commission File No. 01-18304

                            VIP GLOBAL CAPITAL, INC.
        (Exact name of small business issuer as specified in its charter)

                 Colorado                             84-1096009
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)             Identification Number)

     11250 East 40th Ave., Denver, CO                     80239
  (Address of principal executive offices)              (Zip Code)

                                 (303) 371-8400
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No

As of December 31, 1995 the issuer had 4,530,060 shares of common stock outstanding.

                            VIP GLOBAL CAPITAL, INC.
                                   FORM 10-QSB
                                      INDEX



Part I.  Financial Information


Item 1.  Financial Statements (Unaudited)                         Page Number

         Condensed Statement of
         Operations for the three                                      3
         months ended December 31, 1995.

         Condensed Balance Sheets
         as of December 31, 1995 and                                   4
         September 30, 1995.

         Note to Financial Statements                                  6


Item 2.  Management's Discussion and
         Analysis of Financial Condition                               6
         and Results of Operations


Part II. Other Information and Signatures                              9

Part I.           Financial Information

Item 1.           Financial Statements



                            VIP GLOBAL CAPITAL, INC.
                                AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT
                                  OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                         December 31

                                                    1995              1994
                                                    ----              ----


Sales                                           $ 4,277,451       $ 5,734,382

Cost of Goods Sold                                3,782,654         3,372,693

Selling, general and administrative expenses      1,033,457         1,925,848

Other income and (expense)                                0           108,353

      Net income (loss) BIDT                       (538,660)          544,193

Interest Expense                                    223,702           197,628

                                                    292,590           246,049
                                               ------------------------------
      Total IDT                                     516,292           443,678
                                               ------------------------------
Net Income (loss)                               $(1,054,952)       $  100,516
                                               ==============================

Loss per share of common stock                        (0.23)             0.03





The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VIP GLOBAL CAPITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                               December 31       September 30
                                                  1995               1995
                                                  ----               ----
Current Assets:
    Cash                                      $   (93,466)     $    154,043
      Cash, restricted                            150,000           150,000
Notes Receivable:                                                   300,000
Accounts Receivable:
      Trade, net of allowance                   2,296,334         2,473,492
      Accounts receivable, other                 (108,696)            4,112
    Inventories                                 1,746,591         1,645,883

    Prepaid expenses and other                     49,429            63,514
      Total Current Assets                      4,040,192         4,791,044

Fixed Assets:
    Machinery, furn, fix & equipment            8,579,625         6,641,488
    Less accumulated depreciation              (1,729,558)       (1,557,022)
Other Assets
  Intangible assets, net of
   accumulated amortization                     2,143,735         2,158,938
  Deposits                                         46,676            98,676
  Deferred Offering Costs                          54,898            70,834
  Deferred Refinancing Costs                       85,681           100,478
  Other                                            32,857            47,857
Total other assets                              2,363,847         2,476,783

Total Assets                                  $13,254,106       $12,352,293







The accompanying notes are an integral part of these condensed consolidated financial statements.

                    VIP GLOBAL CAPITAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   December 31     September 30
                                                      1995             1995
                                                      ----             ----

Current Liabilities:                              $               $
    Accounts payable                                2,691,114        2,617,577
    Other accrued expenses                            495,576          675,051
    Current portion of long-term debt                 713,982          684,508
    Notes Payable                                     985,555          852,326
    Bank Overdrafts                                         0          385,966
    Advanced deposits on Sales                              0          156,339
        Total current liabilities                   4,886,227        5,371,767

Long-term debt, net of current portion above        5,494,364        3,687,445

Due to affiliated companies                           782,878          692,783

Convertible Debentures                              1,036,815        1,036,815

        Total liabilities                          12,200,284       10,788,810

Stockholders' equity
    Preferred stock, authorized 10 million
    shares @ $.001 par value per share
    Series B & C, issued & outstanding                     77               76
    73,399 shares.

    Common Stock, authorized 100 million
    shares @ $.001 par value per share
    issued & outstanding 4,530,060 shares               4,371            1,987

    Additional paid in capital                      5,322,129        4,779,221
    Retained earnings (deficit)                    (4,272,755)      (3,217,802)
         Total stockholders' equity                 1,053,822        1,563,483
    Total liabilities & stockholders' equity       13,254,106       12,352,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            VIP GLOBAL CAPITAL, INC.
                     NOTE TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting procedures for complete financial statements prepared in accordance with generally accepted accounting principles. However, except as noted herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10K-SB of VIP Global Capital, Inc. (the "Company") for the year ended September 30, 1995. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the three months ended December 31, 1995 are not necessarily indicative of results of operations that may be expected for the year ending
September 30, 1996. It is recommended that this financial information be read with the complete financial statements included in the Company's annual report on Form 10-K for the year ended September 30, 1995 previously filed with the Securities and Exchange Commission.

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operation.

                              Results of Operations

Sales

         Sales for the period decreased by $1,453,931 or 34% to $4,277,451 in the first quarter of FY 1996 from $5,734,382 for the comparable quarter of FY 1995. Sales in the electronic division in the first quarter 96 were 144% of sales reported in the same period last year. The manufacturing division experienced a 33% decline in revenue and the Print/Mail group experienced a 30% drop in revenues reported for the comparable period last year.

Cost of Goods Sold

         Cost of Goods increased by $409,961 or 11% to $3,782,654 from the reported first quarter cost of goods sold last year. As a percentage of sales, Cost of Goods Sold increased by 29%. This increase can be attributed to competitive pricing pressures, inefficiencies of production, and quality issues. For the print and manufacturing segments, sales and production volume inefficiencies and product mix differences contributed to the higher cost percentage.

         Management has aggressively looked at direct and indirect labor and related expenses in all areas of the Company. Through consolidation of operations and realignment, many positions have been eliminated and processes have been streamlined. In the Print and Direct Marketing ("PDM") segment of the business, comparing the period ended September 30, 1995 to the period ended January 31, 1996 there has been approximately a 16% reduction in wages, salaries and payroll related expenses. It should be noted as well, that revenues increased during this period by 11%.

         Management is taking this same aggressive approach in reducing material costs, overhead costs and in improving quality. Information systems have improved reporting throughout the company and as a result, controls have been tightened.

         Management is confident that the reduction in labor costs and tightened material and overhead spending will begin to reflect as a reduction of the Cost of Goods Sold in the second quarter of 1996.

Selling, General and Administrative Expense

         Administrative and general expenses were $1,033,458 in the first quarter of fiscal year1996, down $892,390 or 86% from the corresponding quarter of fiscal year1995. The reduction in selling, administrative and general expense is attributed primarily to reduction in overhead staff positions and in the consolidation of operations.

Operating Income

         Operating income in the first quarter decreased by $1,082,854 or 201% to ($538,660) from the same quarter last year. This decrease is due primarily to the increased cost of goods sold noted above.

Interest and Depreciation Expense

         Interest expense for the first quarter of fiscal year 1996 was $223,702, an increase of 12% from the same period last year. Interest expense increased due to increased utilization of a $5,000,000 revolving line of credit put into effect by the Company in November of 1994 through FINOVA Capital Corporation, (formally referred to as GFC Corporation).

         Depreciation and amortization expense increased to $292,590 or 16% from $246,049 in the comparable period last year. This increase is primarily attributed to the amortization of "other assets" and "deferred costs" capitalized by the Company in fiscal 1995. Financing for the "VIPCOMM" building was finalized in this quarter resulting in higher depreciation as well.

Liquidity and Capital Resources

         During the quarter ended December 31, 1995 the Company was provided with working capital primarily from borrowings from its working capital line of credit, and various other short term borrowings.

Net Profit

         The Company realized a net loss for the three month period ended December 31, 1995 of $1,054,952 or approximately ($.23) per share, a decrease of $1,155,469 or (110%) from a $100,517 profit during the same period last year. This decrease is due primarily to the decrease in revenues, deterioration of margin and underabsorbtion of fixed overhead in all divisions of the Company.

Part II. Other Information and Signatures


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           VIP GLOBAL CAPITAL, INC.


                                           By: /S/  TIMOTHY S. VASKO
                                               -------------------------------
                                               Timothy S. Vasko,
                                               Chief Executive Officer




Date: February 27,1995                      By: /S/  MICHAEL J. SCHUCHARD
                                               -------------------------------
                                               Michael J. Schuchard,
                                               Sr. Vice President